Form 10-K
period 2008-06-15
Hartford Life Global Funding Trust 2004-001
filed 2008-09-08
CIK 1302833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 15, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
(860) 547-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. NONE.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. NOT APPLICABLE.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INFORMATION PROVIDED PURSUANT TO GENERAL INSTRUCTION J(2) TO FORM 10-K
Information required under Item 1112(b) “Significant Obligor Financial Information” and Item 1119 of Regulation AB “Affiliations and Certain Relationships and Related Transactions”.
Hartford Life Insurance Company (“HLIC”), the depositor under the program, is the sole obligor under the funding agreement (“Funding Agreement”) securing the notes issued by the Trust identified on the cover of this Form 10-K and, as such, the originator of the Funding Agreement. For information relating to HLIC, please see HLIC’s (Commission file number 001-32293) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports and other information that HLIC has filed electronically with the SEC.
Information required under Item 1114(b)(2) “Credit Enhancement and Other Support, Except for Certain Derivatives Instruments” and Item 1115(b) of Regulation AB “Significant Enhancement Provider Financial Information”.
None.
Information required under Item 1117 of Regulation AB “Legal Proceedings”.
None.
Information required under Item 1122 of Regulation AB “Compliance With Applicable Servicing Criteria” and Item 1123 of Regulation AB “Servicer Compliance Statement”.
See Exhibits 33.1, 34.1 and 35.1 to this Form 10-K.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit 1.1
Standard Distribution Agreement Terms (incorporated by reference to Exhibit 1.1 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-112244)).

Exhibit 1.2	Distribution Agreement relating to the notes issued by the trust identified on the cover page of this Exchange Act report (included in Section C to Exhibit 4.5 hereto).
Exhibit 3.1
Schedule identifying the differences between the certificate of trust for the trust identified on the cover page of this Exchange Act report and Exhibit 3.1 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.1 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006).

Exhibit 3.2	Standard Trust Agreement Terms (incorporated by reference to Exhibit 4.7 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-112244)).
Exhibit 3.3	Trust Agreement relating to the trust identified on the cover page of this Exchange Act report (included in Section A to Exhibit 4.5 hereto).
Exhibit 4.1	Standard Indenture Terms (incorporated by reference to Exhibit 4.1 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-112244)).
Exhibit 4.2	Indenture relating to the notes issued by the trust identified on the cover page of this Exchange Act report (included in Section B to Exhibit 4.5 hereto).
Exhibit 4.3
Schedule identifying the differences between the note issued by the trust identified on the cover page of this Exchange Act report and Exhibit 4.2 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.2 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006).

Exhibit 4.4
Schedule identifying the differences between the funding agreement issued by Hartford Life Insurance Company to the trust identified on the cover page of this Exchange Act report and Exhibit 4.3 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.3 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006).

Exhibit 4.5
Schedule identifying the differences between the omnibus instrument relating to the notes issued by the trust identified on the cover page of this Exchange Act report and Exhibit 4.4 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.4 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006).

Exhibit 4.6	Exhibit B to the Omnibus Instrument (incorporated by reference to Exhibit 4.6 to Hartford Life Global Funding Trust 2004-001’s Report on Form 10-K filed on August 29, 2006).
Exhibit 10.1	Administrative Services Agreement (incorporated by reference to Exhibit 4.9 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-130089)).
Exhibit 10.2
Expense and Indemnity Agreement between Hartford Life Insurance Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-130089)).

Exhibit 10.3
Expense and Indemnity Agreement between Hartford Life Insurance Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-130089)).

Exhibit 10.4
Expense and Indemnity Agreement between Hartford Life Insurance Company and Amacar Pacific Corporation (incorporated by reference to Exhibit 10.3 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-130089)).

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on assessment of compliance with servicing criteria for the fiscal year ending June 15, 2008.
Exhibit 34.1	Attestation report on assessment of compliance with servicing criteria for the fiscal year ending June 15, 2008.
Exhibit 35.1	Servicer compliance statement for the fiscal year ending June 15, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hartford Life Global Funding Trust 2004-001 (by Hartford Life Insurance Company as depositor)
Date: September 8, 2008	By:	/s/ Kenneth A. McCullum
		Name:	Kenneth A. McCullum
		Title:	Senior officer in charge of securitization

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Form 10-K.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
Exhibit 1.1
Standard Distribution Agreement Terms (incorporated by reference to Exhibit 1.1 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-112244)).

Exhibit 1.2	Distribution Agreement relating to the notes issued by the trust identified on the cover page of this Exchange Act report (included in Section C to Exhibit 4.5 hereto).
Exhibit 3.1
Schedule identifying the differences between the certificate of trust for the trust identified on the cover page of this Exchange Act report and Exhibit 3.1 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.1 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006).

Exhibit 3.2	Standard Trust Agreement Terms (incorporated by reference to Exhibit 4.7 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-112244)).
Exhibit 3.3	Trust Agreement relating to the trust identified on the cover page of this Exchange Act report (included in Section A to Exhibit 4.5 hereto).
Exhibit 4.1	Standard Indenture Terms (incorporated by reference to Exhibit 4.1 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-112244)).
Exhibit 4.2	Indenture relating to the notes issued by the trust identified on the cover page of this Exchange Act report (included in Section B to Exhibit 4.5 hereto).
Exhibit 4.3
Schedule identifying the differences between the note issued by the trust identified on the cover page of this Exchange Act report and Exhibit 4.2 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.2 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006).

Exhibit 4.4
Schedule identifying the differences between the funding agreement issued by Hartford Life Insurance Company to the trust identified on the cover page of this Exchange Act report and Exhibit 4.3 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.3 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006).

Exhibit 4.5
Schedule identifying the differences between the omnibus instrument relating to the notes issued by the trust identified on the cover page of this Exchange Act report and Exhibit 4.4 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.4 to Hartford Life Global Funding Trust 2006-001’s Report on Form 8-K filed on July 26, 2006).

Exhibit 4.6	Exhibit B to the Omnibus Instrument (incorporated by reference to Exhibit 4.6 to Hartford Life Global Funding Trust 2004-001’s Report on Form 10-K filed on August 29, 2006).
Exhibit 10.1	Administrative Services Agreement (incorporated by reference to Exhibit 4.9 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-130089)).
Exhibit 10.2
Expense and Indemnity Agreement between Hartford Life Insurance Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-130089)).

Exhibit 10.3
Expense and Indemnity Agreement between Hartford Life Insurance Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-130089)).

Exhibit 10.4
Expense and Indemnity Agreement between Hartford Life Insurance Company and Amacar Pacific Corporation (incorporated by reference to Exhibit 10.3 to Hartford Life Insurance Company’s Registration Statement on Form S-3, as amended (SEC Registration File No. 333-130089)).

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on assessment of compliance with servicing criteria for the fiscal year ending June 15, 2008.
Exhibit 34.1	Attestation report on assessment of compliance with servicing criteria for the fiscal year ending June 15, 2008.
Exhibit 35.1	Servicer compliance statement for the fiscal year ending June 15, 2008.