Form 10-K
period 2009-06-15
Hartford Life Global Funding Trust 2004-001
filed 2009-09-08
CIK 1302833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 15, 2009
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
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on assessment of compliance with servicing criteria for the fiscal year ending June 15, 2009.
Exhibit 34.1	Attestation report on assessment of compliance with servicing criteria for the fiscal year ending June 15, 2009.
Exhibit 35.1	Servicer compliance statement for the fiscal year ending June 15, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hartford Life Global Funding Trust 2004-001 (by Hartford Life Insurance Company as depositor)
Date: September 8, 2009	By:	/s/ Kenneth A. McCullum
		Name:	Kenneth A. McCullum
		Title:	Senior officer in charge of securitization

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

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on assessment of compliance with servicing criteria for the fiscal year ending June 15, 2009.
Exhibit 34.1	Attestation report on assessment of compliance with servicing criteria for the fiscal year ending June 15, 2009.
Exhibit 35.1	Servicer compliance statement for the fiscal year ending June 15, 2009.